Form 10QSB
period 2006-06-30
SRKP 14 INC
filed 2006-10-17
CIK 1368309

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52104

SRKP 14, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4062624
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

210 South Federal Highway, Suite 205
Deerfield Beach, FL	33441
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 203-2902

1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067

(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Feldman Weinstein & Smith LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,400,000 shares of Common Stock, par value $.0001 per share, outstanding as of October 16, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐NO ☒

SRKP 14, INC.

- INDEX -

PART I- FINANCIAL INFORMATION:
Page(s)

Item 1. Financial Statements:	1

Balance Sheet - June 30, 2006 (unaudited)	2

Statements of Operations (unaudited) for the three months ending	3
June 30, 2006, from January 3, 2006 (inception) to June 30, 2006, and for the Cumulative Period during the development stage
(January 3, 2006 to June 30, 2006)

Statements of Cash Flows (unaudited) from January 3, 2006 (inception)	4
to June 30, 2006 and for the Cumulative Period during the development stage (January 3, 2006 to June 30, 2006)

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	7

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits	8

Signatures	9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended June 30, 2006 are not necessarily indicative of the results of operations for the full year.

SRKP 14, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS
June 30,
2006
(Unaudited)

ASSETS:
Cash	$7,587

$7,587

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES: Accounts payable	$4,000
Due to stockholders	18,000

Total Liabilities	22,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	---
Common stock, $.0001 par value, 100,000,000 shares authorized, 5,400,000 shares issued and outstanding	540
Additional paid-in capital	1,627
(Deficit) accumulated during development stage	(16,580)

Total Stockholders’ Equity (Deficit)	(14,413)

$7,587

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			January 3,
		For the Period	2006
	For the Three	from January	(Inception)
	Months Ended	3, 2006 to	To
	June 30,	June 30,	June 30,
	2006	2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$ ---	$ ---	$ ---

EXPENSES	16,548	16,580	16,580

NET (LOSS)	$(16,548)	$(16,580)	$(16,580)

NET (LOSS) PER COMMON SHARE - BASIC	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,400,000	5,400,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Cumulative
		from
		January 3,
	For the period	2006
	From January 3,	(Inception)
	2006 to	To
	June 30,	June 30,
	2006	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(16,580)	$(16,580)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:
Accounts payable	4,000	4,000

Net Cash (Used In) Operating Activities	(12,580)	(12,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	2,167	2,167
Advances from stockholders	18,000	18,000

Net Cash Provided by Financing Activities	20,167	20,167

NET CHANGE IN CASH	7,587	7,587

BEGINNING CASH	---	---

ENDING CASH	$7,587	$7,587

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

SRKP 14, Inc. (the Company), a development stage company, was organized under the laws of the State of Delaware on January 3, 2006. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

The Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934. The registration statement has been declared effective as of September 4, 2006.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about it’s ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

SRKP 14, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Earnings Per Common Share

A basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on the operations of the Company.

NOTE 2 - STOCKHOLDERS' EQUITY

During January 2006, the Company sold for $2,167 cash 5,400,000 shares of its $.0001 par value common stock to various investors.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

During June 2006 certain stockholders advanced the Company $18,000 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $16,580 for the period from January 3, 2006 (inception) to June 30, 2006. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of June 30, 2006, the Company had assets consisting of $7,587 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits. Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30. 2006.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 5, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 17, 2006	SRKP 14, Inc.

	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President