Form 10QSB
period 2006-09-30
SRKP 14 INC
filed 2006-11-08
CIK 1368309

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

No Change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Feldman Weinstein & Smith LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,400,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 6, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SRKP 14, INC.

- INDEX -

PART I- FINANCIAL INFORMATION:

Page
Item 1. Financial Statements:	1

Balance Sheet - September 30, 2006 (unaudited)	2

Statements of Operations (unaudited) for the three months ending September 30, 2006, from January 3, 2006 (inception) to September 30, 2006, and for the Cumulative Period during the development stage (January 3, 2006 to September 30, 2006)	3

Statements of Cash Flows (unaudited) from January 3, 2006 (inception) to September 30, 2006 and for the Cumulative Period during the development stage (January 3, 2006 to September 30, 2006)	4

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	7

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits	8

Signatures	9

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

The results for the period ended September 30, 2006 are not necessarily indicative of the results of operations for the full year.

SRKP 14, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS
September 30,
2006
(Unaudited)
ASSETS:
Cash	$3,774

$3,774
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Due to stockholders	$32,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 5,400,000 shares issued and outstanding	540
Additional paid-in capital	1,627
(Deficit) accumulated during development stage	(30,643)

Total Stockholders’ Equity (Deficit)	(28,476)

$3,774

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006	From January 3, 2006 to September 30, 2006	Cumulative from January 3, 2006 (Inception) To September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$—	$—	$—

EXPENSES	14,063	30,643	30,643

NET (LOSS)	$(14,063)	$(30,643)	$(30,643)

NET (LOSS) PER COMMON SHARE - BASIC	$ *	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,400,000	5,400,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	From January 3, 2006 to September 30, 2006	Cumulative from January 3, 2006 (Inception) To September 30, 2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(30,643)	$(30,643)

Net Cash (Used In) Operating Activities	(30,643)	(30,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	2,167	2,167
Advances from stockholders	32,250	32,250

Net Cash Provided by Financing Activities	34,417	34,417

NET CHANGE IN CASH	3,774	3,774

BEGINNING CASH	—	—

ENDING CASH	$3,774	$3,774

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

NOTE 4 - DUE TO STOCKHOLDERS

During 2006 certain stockholders advanced the Company $32,250 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $30,643 for the period from January 3, 2006 (inception) to September 30, 2006. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of September 30, 2006, the Company had assets consisting of $3,774 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

Dated: November 7, 2006	SRKP 14, Inc.

	By:	/s/ Richard A. Rappaport
Richard A. Rappaport President