Form 10QSB
period 2007-03-31
SRKP 14 INC
filed 2007-05-15
CIK 1368309

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52104

SRKP 14, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4062624
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1063 Hillsboro Mile, Suite 502
Hillsboro Beach, FL	33062
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 203-2902

210 South Federal Highway, Suite 205
Deerfield Beach, FL 33441
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,400,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SRKP 14, INC.

- INDEX -

		Page

PART I-	FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet - March 31, 2007 (unaudited)	2

	Statements of Operations (unaudited) for the Three Months Ended
	March 31, 2007, for the Period from January 3, 2006 (inception) to
	March 31, 2006, and for the Cumulative Period during the development
	stage (January 3, 2006 to March 31, 2007)	3

	Statements of Cash Flows (unaudited) for the Three Months Ended
	March 31, 2007, for the Period from January 3, 2006 (inception) to
	March 31, 2006, and for the Cumulative Period during the development
	stage (January 3, 2006 to March 31, 2007)	4

	Notes to Financial Statements	5

Item 2.	Management's Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	7

PART II -	OTHER INFORMATION:

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

Signatures		9

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

The results for the period ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2006.

SRKP 14, INC.
(A Development Stage Company)
BALANCE SHEET

March 31,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,787

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$43,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—
Common stock, $.0001 par value 100,000,000 shares authorized, 5,400,000 issued and outstanding	540
Additional paid-in capital	1,627
(Deficit) accumulated during development stage	(37,380)

Total Stockholders' Equity (Deficit)	(35,213)

$7,787

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		Period From	Cumulative from
	Three Months	January 3, 2006	January 3, 2006
	Ended	to	(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

REVENUE	$—	$—	$—

EXPENSES	4,352	32	37,380

NET (LOSS)	$(4,352)	$(32)	$(37,380)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,400,000	5,400,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From	Cumulative from
	Three Months	January 3, 2006	January 3, 2006
	Ended	to	(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(4,352)	$(32)	$(37,380)

Net Cash (Used In) Operating Activities	(4,352)	(32)	(37,380)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	2,167	2,167
Advances from stockholders	10,000	-	43,000

Net Cash Provided by Financing Activities	10,000	2,167	45,167

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS:	5,648	2,135	7,787

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	2,139	-	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$7,787	$2,135	$7,787

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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $43,000 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation.  SRKP 14, Inc. (“we”, “our”, “us” or the “Company”) incurred a net loss of $4,352 for the three months ended March 31, 2007 and $37,380 for the cumulative period from January 3, 2006 (inception) to March 31, 2007.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources.  As of March 31, 2007, the Company had assets equal to $7,787 consisting exclusively of cash.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations.  The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company during such period.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2007.

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

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

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

Dated: May 14, 2007	SRKP 14, INC.

	By:	/s/ Richard A. Rappaport
Name: Richard A. Rappaport Title: President