Form 10QSB
period 2007-06-30
SRKP 14 INC
filed 2007-08-06
CIK 1368309

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-52104

SRKP 14, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4062624
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

4737 North Ocean Drive, Suite 207
Lauderdale by the Sea, FL	33308
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 203-2902

1063 Hillsboro Mile, Suite 502
Hillsboro Beach, FL 33062
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,400,000 shares of Common Stock, par value $.0001 per share, outstanding as of August 3, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SRKP 14, INC.

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheet - June 30, 2007 (Unaudited)	2

Statements of Operations (Unaudited) for the Three and Six Months Ended	3
June 30, 2007, the Three Months Ended June 30, 2006, the Period from
January 3, 2006 (Inception) to June 30, 2006 and for the Cumulative Period
during the development stage (January 3, 2006 to June 30, 2007)

Statements of Cash Flows (Unaudited) for the Six Months Ended June 30,	4
2007, the Period from January 3, 2006 (Inception) to June 30, 2006 and for the Cumulative Period during the development stage (January 3, 2006 to June 30, 2007)

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	7

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits	8

Signatures	9

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

The results for the period ended June 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2006.

SRKP 14, INC.
(A Development Stage Company)
BALANCE SHEET

June 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$43,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—
Common stock, $.0001 par value
100,000,000 shares authorized, 5,400,000 issued and
outstanding	540
Additional paid-in capital	1,627
(Deficit) accumulated during development stage	(39,788)

Total Stockholders' Equity (Deficit)	(37,621)

$5,379

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

				Period From	Cumulative from January 3,
	Three Months	Three Months	Six Months	January 3, 2006	2006(Inception)
	Ended	Ended	Ended	to	to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES	2,408	16,548	6,760	16,580	39,788

NET (LOSS)	$(2,408)	$(16,548)	$(6,760)	$(16,580)	$(39,788)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,400,000	5,400,000	5,400,000	5,400,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From	Cumulative from
	Six Months	January 3, 2006	January 3, 2006
	Ended	to	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(6,760)	$(16,580)	$(39,788)
Adjustments to reconcile net (loss) to net cash
provided by (used for) operating activities:
Changes in:
Accounts Payable		4,000
Net Cash (Used In) Operating Activities	(6,760)	(12,580)	(39,788)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	2,167	2,167
Advances from stockholders	10,000	18,000	43,000

Net Cash Provided by Financing Activities	10,000	20,167	45,167

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	3,240	7,587	5,379

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	2,139	-	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$5,379	$7,587	$5,379

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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $43,000 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation.  SRKP 14, Inc. (“we”, “our”, “us” or the “Company”) incurred a net loss of $(2,408) for the three months ended June 30, 2007 and $(39,788) for the cumulative period from January 3, 2006 (inception) to June 30, 2007.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources.  As of June 30, 2007, the Company had assets equal to $5,379 consisting exclusively of cash.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations.  The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from January 3, 2006 (inception) to June 30, 2007.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2007	SRKP 14, INC.

	By:	/s/ Richard A. Rappaport
Name: Richard A. Rappaport Title: President