Form 10-Q
period 2008-09-30
SRKP 14 INC
filed 2008-10-14
CIK 1368309

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52104

SRKP 14, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20–4062624
(State or other jurisdiction	(I.R.S. Employer Identification Number)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,400,000 shares of common stock, par value $.0001 per share, outstanding as of October 14, 2008.

SRKP 14, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations (Unaudited) for the Three Months Ended September 30, 2008 and September 30, 2007, the Nine Months Ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from January 3, 2006 (Inception) to September 30, 2008	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from January 3, 2006 (Inception) to September 30, 2008	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

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

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

SRKP 14, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$15,990	$6,949

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$88,000	$63,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 5,400,000 issued and outstanding	540	540
Additional paid-in capital	1,627	1,627

(Deficit) accumulated during development stage	(74,177)	(58,218)

Total Stockholders' Equity (Deficit)	(72,010)	(56,051)

	$15,990	$6,949

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007		Cumulative from January 3, 2006 (Inception) to September 30, 2008

REVENUE		$—		$—		$—		$—	$—

EXPENSES		9,856		8,997		15,959		15,757	74,177

NET (LOSS)		$(9,856)		$(8,997)		$(15,959)		$(15,757)	$(74,177)

NET (LOSS) PER COMMON SHARE-BASIC	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		5,400,000		5,400,000		5,400,000		5,400,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 14, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative from January 3, 2006 (Inception) to September 30, 2008

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(15,959)	$(15,757)	$(74,177)

Net Cash (Used In) Operating Activities	(15,959)	(15,757)	(74,177)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	2,167
Advances from stockholders	25,000	20,000	88,000

Net Cash Provided by Financing Activities	25,000	20,000	90,167

NET INCREASE IN CASH AND CASH EQUIVALENTS:	9,041	4,243	15,990

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,949	2,139	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,990	$6,382	$15,990

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

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. There were no potentially dilutive securities as of September 30, 2008.

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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $88,000 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

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

Description of Business

The Company was incorporated in the State of Delaware on January 3, 2006 and maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on July 5, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $15,990, comprised exclusively of cash. This compares with assets of $6,949, comprised exclusively of cash, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $88,000, comprised exclusively of monies due to stockholders. This compares to the Company’s liabilities as of December 31, 2007 of $63,000, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008, the nine months ended September 30, 2007 and for the cumulative period from January 3, 2006 (inception) to September 30, 2008:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	For the Cumulative Period from January 3, 2006 (Inception) to September 30, 2008
Net Cash (Used in) Operating Activities	$(15,959)	$(15,757)	$(74,177)
Net Cash (Used in) Investing Activities	0	0	0
Net Cash Provided by Financing Activities	$25,000	$20,000	$90,167
Net Increase in Cash and Cash Equivalents	$9,041	$4,243	$15,990

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $9,856 and $15,959, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For the three and nine months ended September 30, 2007, the Company had a net loss of $8,997 and $15,757, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007 and Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from January 3, 2006 (inception) to September 30, 2008, the Company had a net loss of $74,177, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2006 and the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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
Dated: October 14, 2008	SRKP 14, INC.

	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

	By:	/s/ Antony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Financial Officer